Form 10-Q
period 2022-06-30
PepperLime Health Acquisition Corp
filed 2022-08-05
CIK 1873324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 2, 2022, there were 17,000,000 Class A ordinary shares, $0.0001 par value and 4,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PEPPERLIME HEALTH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
Part I. Financial Information
Item 1.	Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021		1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and For the Period from June 29, 2021 (Inception) through June 30, 2021 (Unaudited)		2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022 and For the Period from June 29, 2021 (Inception) through June 30, 2021 (Unaudited)		3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and For the Period from June 29, 2021 (Inception) through June 30, 2021 (Unaudited)		4
Notes to Condensed Financial Statements (Unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
Part II. Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28

i

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$1,117,980	$1,342,403
Restricted cash	25,000	10,000
Prepaid expenses	568,709	759,587
Due from related party	—	17,017
Total current assets	1,711,689	2,129,007

Investments held in Trust Account	171,938,150	171,701,906
Total assets	$173,649,839	$173,830,913

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$421,650	$224,400
Total current liabilities	421,650	224,400

Deferred underwriting fee payable	5,950,000	5,950,000
Total Liabilities	6,371,650	6,174,400

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 17,000,000 shares subject to possible redemption at $10.11 per share redemption value as of June 30, 2022 and $10.10 per share redemption value at December 31, 2021	171,938,150	171,700,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding June 30, 2022 and December 31, 2021	425	425
Additional paid-in capital	—	—
Accumulated deficit	(4,660,386)	(4,043,912)
Total Shareholders’ Deficit	(4,659,961)	(4,043,487)
Total Liabilities and Shareholders’ Deficit	$173,649,839	$173,830,913

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period from
	For the Three Months Ended	For the Six Months Ended	June 29, 2021
	June 30,	June 30,	(Inception) Through
	2022	2022	June 30, 2021
General and administrative expenses	$278,817	$614,568	$15,506
Loss from operations	(278,817)	(614,568)	(15,506)

Other income:
Interest earned on investments held in Trust Account	231,895	236,244	—

Net loss	$(46,922)	$(378,324)	$(15,506)

Weighted average shares outstanding, Class A ordinary shares	17,000,000	17,000,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.02)	$—

Weighted average shares outstanding, Class B ordinary shares	4,250,000	4,250,000	3,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	4,250,000	$425	$—	$(4,043,912)	$(4,043,487)

Net loss	—	—	—	—	—	(331,402)	(331,402)

Balance – March 31, 2022	—	$—	4,250,000	$425	$—	$(4,375,314)	$(4,374,889)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(238,150)	(238,150)

Net loss	—	—	—	—	—	(46,922)	(46,922)

Balance — June 30, 2022	—	$—	4,250,000	$425	$—	$(4,660,386)	$(4,659,961)

FOR THE PERIOD FROM JUNE 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 29, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(15,506)	(15,506)

Balance — June 30, 2021	—	$—	4,312,500	$431	$24,569	$(15,506)	$9,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
	For the Six	from June 29, 2021
	Months Ended	(Inception) Through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(378,324)	$(15,506)
Adjustments to reconcile loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(236,244)	—
General and administrative expenses paid by related party under promissory note	—	1,414
Changes in operating assets and liabilities:
Prepaid expenses	190,878	14,092
Due from related party	17,017	—
Accounts payable and accrued expenses	197,250	—
Net cash used in operating activities	(209,423)	—

Net Change in Cash	(209,423)	—
Cash and restricted cash - Beginning of period	1,352,403	—
Cash and restricted cash - End of period	$1,142,980	$—

Reconciliation of cash and restricted cash from the condensed balance sheet to amount presented in the condensed statement of cash flows:
Cash	$1,117,980	$—
Restricted cash	25,000	$—
Total cash and restricted cash	$1,142,980	$—

Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$238,150	$—
Deferred offering costs included in accrued expenses	$—	$105,982
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from June 29, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $1,117,980 in cash, and working capital of $1,290,039.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of June 30, 2022 and December 31, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 17, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 as of June 30, 2022 and December 31, 2021. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Restricted Cash

Restricted cash consists of cash pledged as collateral for the Company’s corporate credit card program.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Upon the completion of the Initial Public Offering, costs associated with the Class A ordinary shares were charged against their carrying value, and offering costs associated with the warrants were charged to additional paid-in capital. The Company classifies deferred underwriting fee payable as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Fair value of Public Warrants at issuance	(7,990,000)
Class A ordinary shares issuance costs	(17,118,255)
Plus:
Accretion of carrying value to redemption value	26,808,255
Class A ordinary shares subject to possible redemption at December 31, 2021	$171,700,000
Plus:
Accretion of carrying value to redemption value	238,150
Class A ordinary shares subject to possible redemption at June 30, 2022	171,938,150

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

					For the Period from
	Three Months Ended		Six Months Ended		June 29, 2021 (Inception) Through
	June 30, 2022		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(37,538)	$(9,384)	$(302,659)	$(75,665)	$—	$(15,506)
Denominator:
Basic and diluted weighted average shares outstanding	17,000,000	4,250,000	17,000,000	4,250,000	—	3,750,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.02)	$(0.02)	$—	$(0.00)

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

The Company granted the underwriters in the IPO a 45-day option to purchase up to 2,250,000 Units, at $10.00 per Unit, to cover over-allotments, if any. On October 29, 2021, the Company issued an additional 2,000,000 units pursuant to the partial exercise by the underwriters of their over-allotment option in connection with the IPO, generating gross proceeds of $20.0 million. The Company incurred additional offering costs of $1.1 million in connection with the Over-Allotment (of which $700,000 was for deferred underwriting fees).

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Conflict with Eastern Europe

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 7. REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 17,000,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are classified outside of permanent equity on the balance sheet.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 4,250,000 Class B ordinary shares issued and outstanding.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Warrants — As of June 30, 2022 and December 31, 2021, in connection with the Company’s Initial Public Offering and subsequent over-allotment the Company has 8,500,000 Public Warrants and 8,100,000 Private Placement Warrants outstanding.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments — Debt Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company presents its investment in money market funds on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At June 30, 2022 and December 31, 2021, investments held in the Trust Account were comprised of $171,938,150 and $171,701,906 in money market funds, which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company did not withdraw any interest earned on the Trust Account.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$171,938,150

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$171,701,906

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On October 29, 2021, the underwriters purchased an additional 2,000,000 Units, generating net proceeds to the Company of approximately $20,000,000 in the aggregate, and incurring an additional offering costs of $1,100,000 in connection with the over-allotment (of which $700,000 was for deferred underwriting fees) and substantially concurrently with the closing of the partial exercise of the over-allotment option relating to the IPO, the Company completed the private sale of an aggregate of 600,000 additional Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $600,000.

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

For the six months ended June 30, 2022, cash used in operating activities was $209,423. Net loss of $378,324 was affected by interest earned on investments held in the Trust Account of $236,244. Changes in operating assets and liabilities provided $405,145 of cash for operating activities.

For the period from June 29, 2021 (Inception) Through June 30, 2021, cash provided by operating activities was $0. Net loss of $15,506 was affected by general and administrative expenses paid by related party under promissory note of $1,414. Changes in operating assets and liabilities provided $14,092 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $171,938,150 (including $238,150 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $1,117,980. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 29, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $46,922, which consists of general and administrative expenses of $278,817, offset by interest income on investments held in the Trust Account of $231,895.

For the six months ended June 30, 2022, we had a net loss of $378,324, which consists of general and administrative expenses of $614,568, offset by interest income on investments held in the Trust Account of $236,244.

For the period from June 29, 2021 (Inception) Through June 30, 2021, we had a net loss of $15,506, solely consisting of general and administrative expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Critical Accounting Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC. Except as noted below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC.

As the number of special purpose acquisition companies remains significant, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into initial business combinations, and there are still many special purpose acquisition companies seeking targets for their initial business combinations, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into initial business combinations with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in us completing an initial Business Combination with a less mature or smaller target than we anticipated or may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Global or regional conditions may adversely affect our business and our ability to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business, reduce investment banks’ participation in the SPAC market which can impact our ability to access advisors and reduce the availability of suitable targets, which in turn could materially affect our ability to negotiate and consummate our initial Business Combination and may increase the costs and time related thereto, negatively impacting our business. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest (such as Russia’s recent invasion of Ukraine), political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences. For more information on the impact of COVID-19 and the recent invasion of Ukraine, see also our risk factors “Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and “Our search for a target, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the geopolitical uncertainty and macroeconomic environment resulting from the Russia-Ukraine conflict and subsequent sanctions against Russia, Belarus and related individuals and entities” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC.

In particular, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial Business Combination.

Any of the foregoing factors may have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors’ and officers’ liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPPERLIME HEALTH ACQUISITION CORPORATION

Date: August 5, 2022	By:	/s/ Ramzi Haidamus
	Name:	Ramzi Haidamus
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Eran Pilovsky
	Name:	Eran Pilovsky
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)