Form 10-Q
period 2022-09-30
PepperLime Health Acquisition Corp
filed 2022-11-04
CIK 1873324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 17,000,000 Class A ordinary shares, $0.0001 par value and 4,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PEPPERLIME HEALTH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
Part I. Financial Information
Item 1.	Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021		1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, and for the Three Months Ended September 30, 2021, and for the Period from June 29, 2021 (Inception) through September 30, 2021 (Unaudited)		2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, and for the Three Months Ended September 30, 2021, and for the Period from June 29, 2021 (Inception) through September 30, 2021 (Unaudited)		3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from June 29, 2021 (Inception) through September 30, 2021 (Unaudited)		4
Notes to Condensed Financial Statements (Unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
Part II. Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$1,057,077	$1,342,403
Restricted cash	25,000	10,000
Prepaid expenses	447,581	759,587
Due from related party	—	17,017
Total current assets	1,529,658	2,129,007

Investments held in Trust Account	172,693,471	171,701,906
Total assets	$174,223,129	$173,830,913

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$456,584	$224,400
Total current liabilities	456,584	224,400

Deferred underwriting fee payable	5,950,000	5,950,000
Total Liabilities	6,406,584	6,174,400

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 17,000,000 shares subject to possible redemption at $10.16 per share redemption value as of September 30, 2022 and $10.10 per share redemption value at December 31, 2021	172,693,471	171,700,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding September 30, 2022 and December 31, 2021	425	425
Additional paid-in capital	—	—
Accumulated deficit	(4,877,351)	(4,043,912)
Total Shareholders’ Deficit	(4,876,926)	(4,043,487)
Total Liabilities and Shareholders’ Deficit	$174,223,129	$173,830,913

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period from
	For the Three Months Ended		For the Nine Months Ended	June 29, 2021
	September 30,		September 30,	(Inception) Through
	2022	2021	2022	September 30, 2021
General and administrative expenses	$216,965	$25,725	$831,533	$41,230
Loss from operations	(216,965)	(25,725)	(831,533)	(41,230)

Other income:
Interest earned on investments held in Trust Account	755,321	—	991,565	—

Net income (loss)	$538,356	$(25,725)	$160,032	$(41,230)

Weighted average shares outstanding, Class A ordinary shares	17,000,000	—	17,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.03	$—	$0.01	$—

Weighted average shares outstanding, Class B ordinary shares	4,250,000	3,750,000	4,250,000	3,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.01)	$0.01	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	4,250,000	$425	$—	$(4,043,912)	$(4,043,487)

Net loss	—	—	—	—	—	(331,402)	(331,402)

Balance - March 31, 2022 (unaudited)	—	$—	4,250,000	$425	$—	$(4,375,314)	$(4,374,889)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(238,150)	(238,150)

Net loss	—	—	—	—	—	(46,922)	(46,922)

Balance - June 30, 2022 (unaudited)	—	$—	4,250,000	$425	$—	$(4,660,386)	$(4,659,961)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(755,321)	(755,321)

Net income	—	—	—	—	—	538,356	538,356

Balance - September 30, 2022 (unaudited)	—	$—	4,250,000	$425	$—	$(4,877,351)	$(4,876,926)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JUNE 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — June 29, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(15,505)	(15,505)

Balance - June 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(15,505)	$9,495

Net loss	—	—	—	—	—	(25,725)	(25,725)

Balance - September 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(41,230)	$(16,230)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
	For the Nine	from June 29, 2021
	Months Ended	(Inception) Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$160,032	$(41,230)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(991,565)	—
General and administrative expenses paid by related party under promissory note	—	1,803
Changes in operating assets and liabilities:
Prepaid expenses	312,006	25,000
Due from related party	17,017	—
Accounts payable and accrued expenses	232,184	13,881
Net cash used in operating activities	(270,326)	(546)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	185,000
Prefunding of private placement	—	4,170,444
Offering costs paid	—	(112,298)
Net cash provided by financing activities	—	4,243,146

Net Change in Cash	(270,326)	4,242,600
Cash and restricted cash - Beginning of period	1,352,403	—
Cash and restricted cash - End of period	$1,082,077	$4,242,600

Reconciliation of cash and restricted cash from the condensed balance sheets to amount presented in the condensed statement of cash flows:
Cash	$1,057,077	$4,232,600
Restricted cash	25,000	$10,000
Total cash and restricted cash	$1,082,077	$4,242,600

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$405,750
Offering costs included in accrued expenses	—	41,500
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from June 29, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is PepperOne LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2021. On October 19, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million (as discussed in Note 3), and incurring offering costs of approximately $16.9 million, of which $5.3 million was for deferred underwriting commissions (as discussed in Note 6). There was $7.986 million of excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary shares at an exercise price of $11.50 per share, subject to adjustment.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $1,057,077 in cash, and working capital of $1,073,074.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of September 30, 2022 and December 31, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 17, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 as of September 30, 2022 and December 31, 2021. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Restricted Cash

Restricted cash consists of cash pledged as collateral for the Company’s corporate credit card program.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Investments Held in Trust Account

As at September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Fair value of Public Warrants at issuance	(7,990,000)
Class A ordinary shares issuance costs	(17,118,255)
Plus:
Accretion of carrying value to redemption value	26,808,255
Class A ordinary shares subject to possible redemption at December 31, 2021	$171,700,000
Plus:
Accretion of carrying value to redemption value	993,471
Class A ordinary shares subject to possible redemption at September 30, 2022	172,693,471

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase 16,600,000 ordinary shares in the aggregate since the exercise of the warrants is contingent on future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

							For the Period from
	Three Months Ended				Nine Months Ended		June 29, 2021 (Inception) Through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$430,685	$107,671	$—	$(25,725)	$128,026	$32,006	$—	$(41,230)
Denominator:
Basic and diluted weighted average shares outstanding	17,000,000	4,250,000	—	3,750,000	17,000,000	4,250,000	—	3,750,000
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$—	$(0.01)	$0.01	$0.01	$—	$(0.01)

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 30, 2021, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). Prior to the closing of the Initial Public Offering on September 28, 2021, the Sponsor returned to the Company at no cost an aggregate of 1,437,500 Class B ordinary shares, which were cancelled. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to an aggregate of 562,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on October 29, 2021 to purchase an additional 2,000,000 Units and terminated the remaining unexercised over-allotment option on 250,000 Units; thus, 62,500 Founder Shares were forfeited by the Sponsor, and 500,000 Founder Shares were no longer subject to forfeiture.

In connection with the Anchor Investors’ expression of interest to purchase certain units in the Initial Public Offering as discussed in Note 3, the Anchor Investor purchased from the Sponsor an aggregate of 991,000 Founder Shares, at a nominal purchase price. The Company determined that the fair value of these Founder Shares was approximately $8.0 million (or $8.06 per share) using a Monte Carlo simulation. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital in accordance with the accounting of other offering costs.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Conflict with Eastern Europe

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 7. REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 17,000,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are classified outside of permanent equity on the balance sheets.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 4,250,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2022 and December 31, 2021, in connection with the Company’s Initial Public Offering and subsequent over-allotment the Company has 8,500,000 Public Warrants and 8,100,000 Private Placement Warrants outstanding.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

The Company presents its investment in money market funds on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At September 30, 2022 and December 31, 2021, investments held in the Trust Account were comprised of $172,693,471 and $171,701,906 in money market funds, which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company did not withdraw any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$172,693,471

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$171,701,906

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the nine months ended September 30, 2022, cash used in operating activities was $270,326. Net income of $160,032 was affected by interest earned on investments held in the Trust Account of $991,565. Changes in operating assets and liabilities provided $561,207 of cash for operating activities.

For the period from June 29, 2021 (Inception) Through September 30, 2021, cash used in operating activities was $546. Net loss of $41,230 was affected by general and administrative expenses paid by related party under promissory note of $1,803 and general and administrative expenses paid by a related party in exchange for issuance of Founder Shares of $25,000. Changes in operating assets and liabilities provided $13,881 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $172,693,471 (including $993,471 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $1,057,077. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 29, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $538,356, which consists of interest income on investments held in the Trust Account of $755,321, offset by general and administrative expenses of $216,965.

For the nine months ended September 30, 2022, we had a net income of $160,032, which consists of interest income on investments held in the Trust Account of $991,565, offset by general and administrative expenses of $831,533.

For the three months ended September 30, 2021, we had a net loss of $25,725, which consists of general and administrative expenses. For the period from June 29, 2021 (Inception) through September 30, 2021, we had a net loss of $41,230, solely consisting of general and administrative expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022 filed with the SEC. Except as noted below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022 filed with the SEC.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPPERLIME HEALTH ACQUISITION CORPORATION

Date: November 4, 2022	By:	/s/ Ramzi Haidamus
	Name:	Ramzi Haidamus
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Eran Pilovsky
	Name:	Eran Pilovsky
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)