Form 10-K
period 2022-12-31
PepperLime Health Acquisition Corp
filed 2023-03-28
CIK 1873324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2022

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
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (415) 263-9939

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PEPLU	The Nasdaq Stock Market LLC
Class A ordinary shares	PEPL	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PEPLW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 21, 2023, there were 1,222,191 Class A ordinary shares, par value $0.0001 per share, and 4,250,000 Class B ordinary shares, par value $0.0001 per share (“founder shares”), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PEPPERLIME HEALTH ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2022

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

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our expectations about the future;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our Business Combination (defined below);
●	the anticipated benefits of our Business Combination (defined below);
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination (defined below);
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination (defined below);
●	our potential ability to obtain additional financing to complete Business Combination (defined below);
●	our pool of prospective target businesses;
●	our ability to consummate a Business Combination (defined below) due to the continued uncertainty resulting from the ongoing COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential Business Combination (defined below) opportunities;
●	the liquidity and trading of our public securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the Trust Account (defined below) balance;
●	the volatility of the market price and liquidity of our shares and our other securities;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

We are a blank check company incorporated as a Cayman Islands exempted company on June 29, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”).

As of December 31, 2022, we had not yet commenced operations. All activity for the period from June 29, 2021 (inception) through December 31, 2022 relates to our formation, the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

Our sponsor is PepperOne LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our IPO was declared effective on October 14, 2021. On October 19, 2021, we consummated our IPO of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $16.9 million, of which $5.3 million was for deferred underwriting commissions. There was $7.986 million of excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

We granted the underwriters a 45-day option to purchase up to 2,250,000 Units, at $10.00 per Unit, to cover over-allotments, if any. On October 29, 2021, we issued an additional 2,000,000 units (the “Over-Allotment Units”) pursuant to the partial exercise by the underwriters of their over-allotment option in connection with the IPO, generating gross proceeds of $20.0 million (the “Over-Allotment”). We incurred additional offering costs of $1.1 million in connection with the Over-Allotment (of which $700,000 was for deferred underwriting fees).

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 7,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million. On October 29, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, we consummated the sale of an additional 600,000 Private Placement Warrants at $1.00 per Private Placement Warrant (the “Additional Private Placement Warrants”), generating additional gross proceeds of $600,000.

Upon the closing of the IPO, the Over-Allotment and the Private Placement, approximately $171.7 million ($10.10 per Unit) of the net proceeds of the sale of the Units and the Private Placement Warrants were placed in a trust account (“Trust Account”) and will continue to be invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

On January 11, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our Business Combination from April 19, 2023 to October 19, 2023 (the “Extension Amendment”).

In connection with the approval of the Extension Amendment at the Extraordinary General Meeting, holders of 15,753,079 of our ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $161.51 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $12.78 million.

Our management has broad discretion with respect to the specific application of the net proceeds of our IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We will provide our holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

We will proceed with a Business Combination if we have net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination.

If a shareholder vote is not required by law and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or we decide to obtain shareholder approval for business or other reasons, we will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If we seek shareholder approval in connection with a Business Combination, our Sponsor and the other holders of the Founder Shares (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, our Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a partnership, limited partnership, syndicate or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming our shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the IPO, without our prior consent.

The Initial Shareholders agreed not to propose an amendment to our Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete a Business Combination, unless we provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

We have until October 19, 2023 (originally April 19, 2023) to consummate a Business Combination (the “Combination Period”). If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if we fail to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The consumer healthcare and wellness industry and the sexual health and sleep related health verticals in particular, are highly fragmented and host a large number of private companies that could benefit from our team’s deep industry expertise. We have a proven track record of implementing strategic and financial initiatives to turn around stagnant brands, as well as accelerate growth in already high-growth properties, build out platforms through acquisition, expand to new demographics and geographies and utilize new types of technology and media effectively and innovatively. We may decide to enter into our initial business combination with a target business that is outside the consumer health and wellness markets industry.

Industry Overview

Given our team’s core competencies and experiences, we take a differentiated approach to health and wellness. We believe that the different elements of care are most effective when working in tandem. We see many mutually beneficial interactions between the key pillars of health, which can either complement or reinforce target companies’ existing business models. As such, we intend to focus on consumer health and wellness broadly, but have isolated four key focus areas that are both essential to human wellness and boast large, fragmented and growing end markets. The verticals are physical health, behavioral and mental health, sexual wellness and women’s health and sleep related health. According to a report dated October 15, 2019 by the Global Wellness Institute, the physical activity economy was valued at $828.2 billion in 2018 and will surpass $1.1 trillion by 2023. In addition, according to a report dated July 2021 by Allied Market Research, the global mental health market was valued at $383.1 billion in 2020 and is projected to reach $537.97 billion by 2030. According to a report dated December 2022 by Precedence Research, the telehealth market was valued at $48.3 billion in 2022 and is expected to surpass around $224.8 billion by 2030. According to a report dated July 2022 by Acumen Research and Consulting, the global sexual wellness market was valued at $80.1 billion in 2021 and is expected to reach $121.6 billion by 2030. According to a report dated July 2022 by Precedence Research, the global sleep aids market size was estimated at $74.3 billion in 2021 and is projected to grow to around $124.97 billion by 2030.

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

Furthermore, a survey dated August 2020 by McKinsey & Company, 79% of respondents believe health and wellness is important and 42% consider it a top priority. Furthermore, the report also found that the categories of health, fitness, mindfulness and sleep comprised 70.8% of consumer spending, demonstrating an expansive market.

Physical Health

We believe that a healthy lifestyle is key to happiness. This market is by far the biggest in the health category and is rapidly digitizing. According to a report dated October 15, 2019 by the Global Wellness Institute, the Global Web Index found that the fitness/mind-body market, a subset of the $828.2 billion physical activity economy, was worth $595 billion in 2018. The physical activity economy includes the sports and active recreation, fitness and mindful movement core segments — along with the supporting markets of equipment and supplies, apparel and footwear and technology. According to a report dated October 19, 2020 by Fortune Business Insights, Fortune Business Insights also predicts the industry is set to grow at a compound annual growth rate (“CAGR”) of 25.2% from 2020 – 2027. Many factors have contributed to the growth of telehealth, including increased traditional healthcare costs, public and private funding for telemedicine, an increase in digital health users and most recently, the COVID-19 pandemic and its associated regulatory shifts.

Behavioral and Mental Health

According to a report dated July 2021 by Allied Market Research, the global mental health market was valued at $383.1 billion in 2020 and is projected to reach $537.97 billion by 2030, growing at a CAGR of 3.5% from 2021 to 2030. According to a report dated December 2022 by Precedence Research, as of 2020, the global telehealth market size relating to physical and mental health was valued at $48.3 billion in 2022 and is projected to surpass around $224.8 billion in 2030. The destigmatization around mental health support and increasing prevalence of mental disorders including anxiety, attention deficit hyperactivity disorder (ADHD) and chronic stress are propelling the market demand. Clinical advancement in therapies, online counseling and behavioral health software are also driving the growth of the behavioral health market. The proliferation of digital products aimed at mental health, particularly during the COVID-19 pandemic, has helped to create a virtuous cycle of destigmatization around mental health issues and has increased demand for accessible products.

Sexual Wellness and Women’s Health

According to a report dated July 2022 by Acumen Research and Consulting, the global sexual wellness market is projected to proceed at a CAGR of 4.8% from 2022 to 2030. The same report also found the global sexual wellness market was valued at $80.1 billion in 2021 and is expected to reach $121.6 billion by 2030. According to a report dated November 24, 1999 by the Journal of American Medical Association, 47% of women and 38% of men have a sexual complaint in the US, which is illustrative of a large market opportunity. According to a report dated July 22, 2020 by Research and Markets, 57% of the sexual wellness market is comprised of sexual wellness products. The combination of these end markets showcases the grand scale that overall consumer health and wellness operates in. Accordingly, we believe there are compelling merger and acquisition opportunities that have been overlooked by mainstream strategic and financial sponsor acquirors.

According to a report dated April 2022 by Grand View Research, the women’s health market was worth $38 billion in 2021 and is expected to grow at a CAGR of 4.8% from 2022 to 2030. North America and Europe currently dominate over half of women’s health spend, and there’s an opportunity for growth in Asia.

Sleep Related Health

According to the CDC, sleep related health is integral to mental and physical health, with lack of sleep being linked to issues such as chronic disease and depression. According to a report dated July 2022 by Precedence Research, the global market for sleep aids was estimated at $74.3 billion in 2021 and is expected to reach around $124.7 billion by 2030 with a CAGR of 5.95% for the period of 2022 to 2030. The global sleep aids market is segmented into mattresses and pillows, sleep apnea devices, medications, sleep laboratories and home sleep tests.

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

Business Combination Criteria

Consistent with our business strategy, we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and, when evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We will use the following and other criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet any or all these criteria and guidelines. Our targets include businesses that

●	May be health and wellness platforms including, but not limited to, platforms that are either technology-enabled or are primed for technological innovation;
●	Operate within fragmented markets that have a large number of under-the-radar investment opportunities due to the historically stigmatized nature of various healthcare verticals, such as sexual wellness and women’s health and behavioral health;
●	Have the potential to address aspects of consumer health and wellness by leveraging our expertise in a variety of channels, such as retail, digital, and clinical modalities as well as the team’s understanding of whole-body health and wellness;
●	Are private companies that are at an inflection point in their growth where our team’s combined operational, industry, market and healthcare experience can help take the company to the next level;
●	Are private companies where our team’s combined operational and industry expertise can effectively foster a turnaround or strategic reorientation;
●	Are companies with significant potential to act as a platform for attractive bolt-on acquisitions within the health and wellness market in order to build a brand focused on unmet healthcare needs;
●	Have differentiated products and a brand with a natural moat, or the potential to establish a robust and deeper moat with our expert management team;
●	Present opportunities for further expansion, either geographically or through new adjacencies and acquisitions;
●	Maintain sustainable growth with a large and growing total addressable market;
●	Have the potential to dramatically improve their financial performance under our management team’s direction, including, potentially, brands that are underperforming due to a misunderstanding of their quality and legacy, but are fundamentally sound, and are properties where our team has experience adding significant value;
●	Offer attractive potential returns for our shareholders; and
●	Can benefit from becoming a public company.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating, investment and transaction experience set and differentiated relationships with company management and ownership teams across our target sectors will provide us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team operating, sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. In addition, members of our management team have developed contacts from serving on the boards of directors of several companies.

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

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete a Business Combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such a Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Our executive offices are located at 548 Market Street, Suite 97425, San Francisco, California 94104 and our telephone number is (415) 263-9939.

Mail addressed to us and received at our registered office will be forwarded unopened to the forwarding address supplied by us to be dealt with. None of the Company or our directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused with regards to mail reaching the forwarding address.

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

We are not prohibited from pursuing a Business Combination with a Business Combination target that is affiliated with our sponsor, officers or directors, or from completing the Business Combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete a Business Combination with a Business Combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or a valuation or appraisal firm, that such a Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Selection of a target business and structuring of a Business Combination

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

The time required to select and evaluate a target business and to structure and complete a Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of business diversification

For an indefinite period of time after the completion of our Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Business Combination.

Following our Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq listing rules, shareholder approval would be required for our Business Combination if, for example:

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

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our Business Combination.

Permitted purchases and other transactions with respect to our securities

In the event we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our Business Combination, subject to applicable securities laws (including with respect to material non-public information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of our Business Combination, (2) reduce the number of warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our Business Combination. To the extent that our sponsor, directors, officers, advisors or any of their respective affiliates enter into private transactions, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our Business Combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Business Combination. Our sponsor, directors, officers, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Redemption rights for public shareholders upon completion of our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our Business Combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Business Combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and (other than the anchor investors) any public shares held by them in connection with the completion of our Business Combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Additionally, a net tangible asset may be contained in the agreement relating to our Business Combination. In addition, our proposed Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on redemption upon completion of our Business Combination if we seek shareholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming our shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Redemption of public shares and liquidation if no Business Combination

As a result of the approval of the Extension Amendment Proposal at the Extraordinary General Meeting, we have 24 months, rather than 18 months, from the closing of our IPO to complete our Business Combination. If we have not completed our Business Combination within such 24-month period or during any additional extended time that we have to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “additional extension period”), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period or during any additional extension period.

The Initial Shareholders and our directors and officers have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our Business Combination within 18 months from the closing of our IPO or during any extension period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our Business Combination within the allotted 18-month time period or during any extension period.

Our initial shareholders, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within 18 months from the closing of our IPO or during any extension period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Additionally, a net tangible asset or minimum cash requirement may be contained in the agreement relating to our Business Combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $891,154 of proceeds held outside the trust account as at December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our Business Combination within the required time period, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to $891,154 from the proceeds of our IPO and the sale of the private placement warrants as December 31, 2022, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within 18 months from the closing of our IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (3) the redemption of our public shares if we have not completed a Business Combination within 18 months from the closing of our IPO or during any extension period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities and other investors are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we have and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Employees

We currently have four executive officers and do not intend to have any full-time employees prior to the completion of our Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the current stage of the Business Combination process.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading prices of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their affiliates, may not be indicative of future performance of an investment in us.
●	Global or regional conditions may adversely affect our business and our ability to consummate our Business Combination.
●	As the number of special purpose acquisition companies remains significant, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Business Combination and could even result in our inability to find a target or to consummate a Business Combination.
●	Our search for a target, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical uncertainty and macroeconomic environment resulting from the Russia-Ukraine conflict and subsequent sanctions against Russia, Belarus and related individuals and entities.
●	We maintain our cash at financial institutions, often in balances that exceed federally insured limits, and our liquidity could be adversely affected if the financial institutions in which we hold our cash fail.
●	The Committee on Foreign Investment in the United States (“CFIUS”) or other regulatory agencies may modify, delay or prevent our Business Combination.
●	Our shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our Business Combination, our initial shareholders have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.
●	The requirement that we complete our Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets.
●	If we seek shareholder approval of our Business Combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we will depend on loans from our sponsor or management team to fund our search for a Business Combination, to make permitted withdrawals and to complete our Business Combination. If we are unable to obtain these loans, we may be unable to complete our Business Combination.

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

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a exempted company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Past performance by our management team or their affiliates, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Business Combination; or (2) of any results with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team, or any of their affiliates’ or managed fund’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria. If we do not complete our Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Global or regional conditions may adversely affect our business and our ability to consummate our Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business, reduce investment banks’ participation in the SPAC market which can impact our ability to access advisors and reduce the availability of suitable targets, which in turn could materially affect our ability to negotiate and consummate our Business Combination and may increase the costs and time related thereto, negatively impacting our business. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest (such as Russia’s recent invasion of Ukraine), political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences. For more information on the impact of COVID-19 and the recent invasion of Ukraine, see also our risk factors “Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets” and “Our search for a target, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical uncertainty and macroeconomic environment resulting from the Russia-Ukraine conflict and subsequent sanctions against Russia, Belarus and related individuals and entities in this Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

In particular, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our Business Combination.

Any of the foregoing factors may have the effect of heightening many of the other risks described in the “Risk Factors” section of Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

As the number of special purpose acquisition companies remains significant, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Business Combination and could even result in our inability to find a target or to consummate a Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into Business Combinations, and there are still many special purpose acquisition companies seeking targets for their Business Combinations, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate a Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into Business Combinations with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Business Combination, and may result in us completing a Business Combination with a less mature or smaller target than we anticipated or may result in our inability to consummate a Business Combination on terms favorable to our investors altogether.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits, and our liquidity could be adversely affected if the financial institutions in which we hold our cash fail.

We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System issued a joint press release stating that all depositors would have access to all of their cash, including cash in excess of the FDIC insurance limit, beginning on March 13, 2023. As of March 13, 2023, we were afforded full access to our cash with SVB. As the FDIC continues to address the situation with SVB and other similarly situated banking institutions, the risk of loss of cash held with a financial institution in excess of insurance limitations has generally increased. If financial institutions in which we hold our cash fail in the future, it could have an adverse effect on our liquidity and ability to pay our expenses and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to third parties.

The Committee on Foreign Investment in the United States (“CFIUS”) or other regulatory agencies may modify, delay or prevent our Business Combination.

CFIUS has authority to review certain direct or indirect foreign investments in U.S. businesses to identify and address any national security concerns posed by the transaction. Certain foreign investments into the United Sates are required to be submitted to CFIUS for review, and failure to file such transactions could result in a substantial fine. For investments that are within CFIUS’s review authority but not subject to a mandatory filing requirement or that are not reviewed and cleared based on a voluntary filing, CFIUS has authority to self-initiate a review, even after closing. In the case that CFIUS determines an investment poses a risk to national security, CFIUS has the power to impose conditions on the investment or recommend that the President of the United States prohibit the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction. Specifically, CFIUS has jurisdiction to review investments that could result in “control” of a U.S. business by a foreign person, regardless of the nature of the U.S. business. CFIUS also has jurisdiction to review investments that do not result in control of a U.S. business by a foreign person (“covered investments”) if they afford certain foreign investors certain information or governance rights in a U.S. business that designs, produces, or tests “critical technologies,” performs certain functions with respect to “critical infrastructure,” or collects certain volumes of “sensitive personal data” (a “TID U.S. Business”).

We cannot predict whether we may be deemed to be a “foreign person” under CFIUS’s regulations. CFIUS could reach this determination based on any number of factors including the following: Continuing interest by our Sponsor, which has substantial ties to foreign persons and held 15.9% of our ordinary shares as of November 30, 2022 in addition to warrants that, if exercisable would increase its interest, though our organizational documents do not grant investors in the Sponsor special information or governance rights with respect to us; the fact that certain of the members of our Board are non-U.S. persons; the fact that we are incorporated in the Cayman Islands; targets with which we may pursue a Business Combination could have foreign investors who may receive an interest in us as a result of the Business Combination; and because foreign investors may also invest in us in conjunction with a Business Combination. If the transaction is deemed to involve a foreign person acquiring control over a U.S. business or a foreign business with U.S. subsidiaries or offices, the transaction may be subject to CFIUS jurisdiction. Additionally, to the extent that our Sponsor may retain a board seat on our board and we seek to enter into a Business Combination with a TID U.S. Business, then we cannot rule out the possibility that CFIUS may find that the transaction is reviewable as a covered investment.

If a particular proposed Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or we may determine to proceed with the transaction without submitting to CFIUS, in which case there may be a risk that CFIUS calls-in the transaction before or after closing. CFIUS may decide to take actions that result in a delay of our proposed Business Combination, and it may impose conditions with respect to such Business Combination or request the President of the United States prohibit the transaction or, if already completed without prior CFIUS clearance, order us to divest all or a portion of the U.S. target business. The foregoing may also prevent the Business Combination from occurring within the applicable time period required under our Amended and Restated Memorandum and Articles of Association, even if the Extension Amendment Proposal is approved. These risks may limit the attractiveness of, or delay or prevent us from pursuing, our Business Combination with certain target companies that we believe would otherwise be attractive to us and our shareholders. Consequently, these risks could have the practical effect of limiting the pool of potential targets with which the proposed Business Combination can occur.

Numerous other countries also have foreign investment review laws similar in many ways to CFIUS. These laws vary significantly in terms of the triggers for review, substantive considerations, and duration of review. In most cases, the administering authorities, like CFIUS, have the ability to impose conditions on transactions or prohibit the transaction if it poses certain types of risks. To the extent that a target that is the subject of a proposed Business Combination is subject to such a foreign investment review process, we cannot rule out the possibility that the transaction may be subject to review and remediation.

Both the U.S. Congress and the Executive Branch have been considering the potential need for establishment of outbound investment controls, principally focused on certain types of potential investments in China. There is no way to be certain whether and when any such review requirements will actually be promulgated, and if they are, their scope and requirements and potential impact on any potential Business Combination.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy, and we have limited time to complete our Business Combination. If we are unable to consummate our Business Combination within the applicable time period required under our Amended and Restated Memorandum and Articles of Association, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price redemption price payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a Business Combination. Additionally, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

Our shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the Business Combination we complete.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination.

If we seek shareholder approval of our Business Combination, our initial shareholders have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with a Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and (other than the anchor investors) any public shares held by them in favor of our Business Combination. Our initial shareholders own 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our Business Combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of a Business Combination, such Business Combination will be approved if we receive an ordinary resolution under Cayman Islands law, which, for our company, requires the affirmative vote of holders of a majority of the shares who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ (including any anchor investors’) founder shares, we would need 6,375,000, or 37.5% (assuming all issued and outstanding shares are voted and the parties to the letter agreement do not acquire any Class A ordinary shares), or 1,062,500, or 6.25% (assuming only the minimum number of shares representing a quorum are voted and the parties to the letter agreement do not acquire any Class A ordinary shares), of the 17,000,000 public shares sold in the IPO to be voted in favor of a Business Combination in order to have such Business Combination approved. For the avoidance of doubt, anchor investors are not obligated to vote any public shares in favor of our Business Combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. In addition, in the event that our anchor investors purchase all of the Units that they have collectively expressed an interest in purchasing in the IPO and vote their public shares in favor of our Business Combination, no affirmative votes from other public shareholders would be required to approve our Business Combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing of the IPO and are not obligated to vote any public shares in favor of our Business Combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our Business Combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in a Business Combination. If we are able to consummate a Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the founder shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

Both the ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the reduction in the balance of cash in the trust account as a result of public shareholder redemptions in connection with the approval of the Extension Amendment at the Extraordinary General Meeting could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful increases. And, the reduction in the balance of cash in the trust account to approximately $12.78 million as a result of public shareholder redemptions in connection with the approval of the Extension Amendment at the Extraordinary General Meeting could also increase the probability that our Business Combination would be unsuccessful. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 18 months from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the end of the 18-month period. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our Business Combination by the extended date, even though the extension amendment proposal was approved by our shareholders, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our Business Combination by the extended date, even though the extension amendment proposal was approved by our shareholders. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our Business Combination within such time period, unless we seek another extension we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price redemption payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In the event we liquidate the funds held in the trust account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from our assets held outside of the trust account with respect to such warrants. Accordingly, the warrants may expire worthless unless we seek another extension.

If we seek shareholder approval of our Business Combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Business Combination. Additionally, at any time at or prior to our Business Combination, subject to applicable securities laws (including with respect to material non-public information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our Business Combination or not redeem their public shares. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our Business Combination and thereby increase the likelihood of obtaining shareholder approval of our Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of warrants could be to reduce the number of warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination. This may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business — Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, officers, advisors or any of their respective affiliates will select which shareholders to enter into private transactions with.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated a Business Combination within 24 months from the closing of the IPO, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of a Business Combination or liquidation if we have not consummated a Business Combination within 24 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of Warrants will not have any right to the proceeds held in the trust account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels.

On February 28, 2023, we received a notice (the “MVPHS Notice”) from Nasdaq, stating that our listed securities failed to comply with the $15 million market value of publicly held shares (“Market Value of Publicly Held Shares”) requirement for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(C) based upon our Market Value of Publicly Held Shares for the 30 consecutive business days prior to the date of the MVPHS Notice.

The Notice has no immediate effect on the listing of our securities on Nasdaq and in accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have been provided a period of 180 calendar days from the date of the MVPHS Notice, or until August 28, 2023, in which to regain compliance (the “Compliance Period”). There can be no assurance that we will be able to regain compliance with the Market Value of Publicly Held Shares requirement or maintain compliance with the other Nasdaq listing requirements.

In order to regain compliance, the Market Value of Publicly Held Shares of the Company must close at $15,000,000 or more for a minimum of ten consecutive days during the Compliance Period. We intend to consider our available options to resolve our noncompliance.

In the event that we do not regain compliance within the Compliance Period, we may be eligible to transfer to the Nasdaq Capital Market before the expiry of the Compliance Period. To qualify, we would be required to meet the continued listing requirements for the Nasdaq Capital Market. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide us notice that its listed securities will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance Nasdaq would grant our request for continued listing.

Additionally, our Units will not be traded after the completion of our Business Combination and, in connection with our Business Combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

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

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete a Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 following completion of the IPO and the sale of the private placement warrants and we have filed a Current Report on Form 8-K with the SEC, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if the IPO was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of a Business Combination.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

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

Furthermore, in the event we seek shareholder approval of our Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our Business Combination. Target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we will depend on loans from our sponsor or management team to fund our search for a Business Combination, to make permitted withdrawals and to complete our Business Combination. If we are unable to obtain these loans, we may be unable to complete our Business Combination.

Of the net proceeds of the IPO and the sale of the private placement warrants, $891,154 is available to us outside the trust account as at December 31, 2022 to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our Business Combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. If we have not completed our Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs or incur restructuring, impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our Business Combination within the required time period, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Business Combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to the Business Combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate a Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs and expenses incurred by our directors and officers and settlement amounts and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

The proceeds held in the trust account may only be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Business Combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

For example, on March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies (“SPACs”) such as the company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed Business Combination transactions in certain instances, (ii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to Business Combination transactions, (iii) deem underwriters in a SPAC’s initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (iv) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC Business Combination transactions. Since the release of the proposed rules, certain investment banks have announced reducing or withdrawing altogether from the SPAC market, which may impact our ability to access advisors, which in turn could materially affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto, negatively impacting our business.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 19, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

If we have not completed our Business Combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our trust account.

If we have not completed our Business Combination within 18 months from the closing of the IPO or during any extension period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding-up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding-up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding-up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Holders of Class A ordinary shares are not entitled to vote on any election of directors we hold prior to our Business Combination.

Prior to our Business Combination, only holders of our founder shares have the right to vote on the election of directors. Holders of our public shares are not entitled to vote on the election of directors during such time. In addition, prior to our Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of a Business Combination.

The grant of registration rights to our initial shareholders and their respective permitted transferees may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

At or after the time of our Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants may demand that we register such Units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants and any other securities of the company acquired by them prior to the consummation of our Business Combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our

Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

In addition, although we expect to focus our search for a target business operating one or more premium consumer-facing brands, we may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of Nasdaq’s requirement that our Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust)) and in any industry, sector or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination solely with another blank check company or similar company with nominal operations.

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

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after the completion of our Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 founder shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there are 17,000,000 and 4,250,000 authorized but unissued Class A ordinary shares and founder shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the founder shares. founder shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares in certain circumstances in connection with our redeeming the warrants or upon conversion of the founder shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our Business Combination, we may not issue additional ordinary shares or any other securities that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any Business Combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to amend the foregoing provisions.

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

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate a Business Combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of our Business Combination, the ratio at which the founder shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding founder shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as- converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Our Business Combination may involve a jurisdiction that could impose taxes on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals including, in particular, our executive officers and directors led by Ramzi Haidamus, Eran Pilovsky, Maurice Op de Beek and Frank Ferrari. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete a Business Combination.

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

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate a Business Combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete a Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate a Business Combination on terms favorable to our investors.

Our ability to successfully effect our Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon the completion of our Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The directors and officers of an acquisition candidate may resign upon completion of our Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our officers and directors may from time to time have fiduciary and contractual duties to other entities with which they are affiliated. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our Business Combination.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their Business Combinations, prior to us completing our Business Combination.

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

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing a Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Business Combination.

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

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for Business Combination opportunities. Our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination as set forth in “Business —  Selection of a target business and structuring of our Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders and anchor investors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

In June 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of the IPO and formation costs in consideration of 5,750,000 founder shares, par value $0.0001 for an aggregate purchase price of $25,000, to our sponsor. Prior to the consummation of the IPO, our sponsor returned to us at no cost an aggregate of 1,437,500 founder shares, which were cancelled. The sponsor agreed to forfeit up to an aggregate of 562,500 founder shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the founder shares will represent 20% of our issued and outstanding shares after the IPO. In connection with the over-allotment exercise, the remaining unexercised over-allotment option on 250,000 Units was terminated. As such, 62,500 founder shares were forfeited by the sponsor and 500,000 founder shares were no longer subject to forfeiture. The founder shares will be worthless if we do not complete a Business Combination.

Additionally, four (4) of our anchor investors purchased equity interests in our sponsor representing an indirect beneficial interest in founder shares. As a result of the indirect beneficial interest in founder shares that our anchor investors hold, they may have different interests with respect to a vote on a Business Combination than other public shareholders.

The founder shares are identical to the ordinary shares included in the Units sold in the IPO except that: (1) prior to our Business Combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial shareholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial shareholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and (other than the anchor investors) any public shares held by them, as applicable, in connection with the completion of our Business Combination; (ii) their redemption rights with respect to any founder shares and (other than the anchor investors) any public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our Business Combination within 18 months from the closing of the IPO or during any extension period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our Business Combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares at the time of our Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our Business Combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and (other than the anchor investors) any public shares held by them (including public shares purchased in open market and privately-negotiated transactions) in favor of our Business Combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our Business Combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

In addition, our sponsor purchased an aggregate of 8,100,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($8,100,000 in the aggregate) in private placements concurrent with the IPO and subsequent over-allotment exercise. If we do not consummate a Business Combination within the completion window, the private placement warrants will expire worthless.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the 18-month deadline following the closing of the IPO nears, which is the deadline for the completion of our Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO, the sale of the private placement warrants and the over-allotment exercise provided us with $171.7 million ($10.10 per unit) that we may use to complete our Business Combination (which includes $6.0 million of deferred underwriting commissions being held in the trust account, and excludes offering expenses of $655,406).

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

To the extent we complete our Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or minimum cash requirement that may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate a Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Business Combination that some of our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate a Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares present at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our Business Combination, which require the approval of the holders of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least 65% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate a Business Combination in order to effectuate our Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the registration statement on Form S-1 filed with the SEC on October 12, 2021, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of a Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the IPO and the sale of private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our Business Combination, which require the approval of the holders of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provisions relating to shareholders’ rights or pre-Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial shareholders for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our Business Combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our Business Combination, the balance of cash in the trust account, which, as a result of public shareholder redemptions in connection with the approval of the Extension Amendment at the Extraordinary General Meeting, has been reduced to approximately $12.78 million, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our Business Combination. If we have not completed our Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the market or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, the members of our board of directors have been appointed by our sponsor as only holders of founder shares have the right to vote on the appointment of directors. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our Business Combination.

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

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Business Combination.

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

The private placement warrants are identical to the warrants sold as part of the Units in the IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us except in certain circumstances; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

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

A provision of our warrant agreement may make it more difficult for us to consummate a Business Combination.

Unlike some blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our Business Combination at a Newly Issued Price of less than $9.20 per ordinary share,
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination on the date of the completion of our Business Combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger prices to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate a Business Combination with a target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Since only holders of our founder shares have the right to vote on the appointment of directors up until our Business Combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

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

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following the consummation of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares and warrants are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols PEPLU, PEPL and PEPLW, respectively. Holders of the 17,000,000 Units sold in the IPO and subsequent over-allotment exercise may elect to separately trade our Class A ordinary shares and our warrants included in the Units.

Holders

As of March 21, 2023, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, 41 holders of record of our Class B ordinary shares and two holders of record of our warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial owners represented by these record holders.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In June 2021, we issued an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share, to our sponsor. Prior to the consummation of the IPO, our sponsor returned to us at no cost an aggregate of 1,437,500 founder shares, which were cancelled. The sponsor agreed to forfeit up to an aggregate of 562,500 founder shares, on a pro rata basis, to the extent that the option to purchase additional Units is not exercised in full by the underwriters, so that the founder shares will represent 20% of our issued and outstanding shares after the IPO. In connection with the over-allotment exercise, the remaining unexercised over-allotment option on 250,000 Units was terminated. As such, 62,500 founder shares were forfeited by the sponsor and 500,000 founder shares were no longer subject to forfeiture. As of December 31, 2022, there is an aggregate of 4,250,000 founder shares outstanding.

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

On October 29, 2021, pursuant to the over-allotment option exercise, the underwriter purchased an additional 2,000,000 Units generating net proceeds to us of approximately $20,000,000 in the aggregate, and incurring an additional offering costs of $1,100,000 in connection with the over-allotment exercise (of which $700,000 was for deferred underwriting fees). Substantially concurrently with the over-allotment exercise, we completed the private sale of an aggregate of 600,000 additional private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to us of $600,000.

Following the IPO, sale of private placement warrants and the over-allotment exercise, an aggregate amount of $171.7 million ($10.10 per unit) has been placed in our trust account established in connection with the IPO.

Transaction costs amounted to $17,992,203 consisting of $3,400,000 of underwriting fees paid, $5,950,000 of underwriting fees deferred, $7,986,797 for the fair value of founder shares issued to the anchor investors and $655,406 of other offering costs. In addition, $891,154 of cash is held outside of the trust account as at December 31, 2022 and is available for working capital purposes.

On January 11, 2023, we held an Extraordinary General Meeting. At the Extraordinary General Meeting, our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our Business Combination from April 19, 2023 to October 19, 2023.

In connection with the approval of the Extension Amendment at the Extraordinary General Meeting, holders of 15,753,079 of our ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $161.51 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $12.78 million.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On October 29, 2021, the underwriters purchased an additional 2,000,000 Units, generating net proceeds to us of approximately $20,000,000 in the aggregate, and incurring an additional offering costs of $1,100,000 in connection with the over-allotment (of which $700,000 was for deferred underwriting fees) and substantially concurrently with the closing of the partial exercise of the over-allotment option relating to the IPO, we completed the private sale of an aggregate of 600,000 additional Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $600,000.

Upon the closing of the IPO, the over-allotment and the Private Placement, approximately $171.7 million ($10.10 per unit) of the net proceeds of the sale of the Units and the Private Placement Warrants were placed in the Trust Account and will continue to be invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 29, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $1,087,752, which consists of interest income on investments held in the Trust Account of $2,441,119, offset by general and administrative expenses of $1,353,367.

For the period from June 29, 2021 (inception) through December 31, 2021, we had a net loss of $463,081, which consists of general and administrative expenses of $464,987, offset by interest income on investments held in the Trust Account of $1,906.

Liquidity and Capital Resources

As of December 31, 2022, we had $891,154 in cash and working capital of $551,240.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor issuance of Founder Shares, and loan proceeds from the Sponsor of $200,000 under the Note. The Note balance was settled in connection with the sale of the additional Private Placement Warrants. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of December 31, 2022 and 2021.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or through liquidation date. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued expenses, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that if we are unable to complete a Business Combination by October 19, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Our managements’ plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 19, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per unit, or approximately $6.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Ramzi Haidamus	58	Chairman of the Board, Chief Executive Officer and Director
Eran Pilovsky	62	Chief Financial Officer
Frank Ferrari	58	President and Director
Michelle Fang	47	Director
Britney Blair	46	Director
Maurice Op de Beek	49	Executive Vice President
Ross Morgan	56	Director

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Frank Ferrari and Ross Morgan will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Britney Blair, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Ramzi Haidamus and Michelle Fang, will expire at the third annual meeting of shareholders. We may not hold an annual general meeting until after we consummate our Business Combination.

Prior to our Business Combination, only holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our Business Combination, holders of our founder shares).

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

Controlled Company Status

After completion of the IPO and until the completion of our Business Combination, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, we will be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We intend to utilize these exemptions.

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

Conflicts of Interest

Our officers and directors may have from time to time fiduciary and contractual duties to other entities, including entities which employ them, in which they may serve as directors or officers, or in which they may have invested or make investments. These entities may compete with us for acquisition opportunities and our directors and officers may be required to bring business acquisition opportunities to these entities before us. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their Business Combinations, prior to us completing our Business Combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see the section entitled “Risk Factors - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.” Each of our directors may vote in respect of a Business Combination in which such director has a conflict of interest with respect to the evaluation of such Business Combination, provided such director discloses such interest or conflict to the other directors in accordance with our amended and restated memorandum and articles of association.

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our Business Combination.

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

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, directors, officers or our or any of their respective affiliates. Any such payments prior to an Business Combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Business Combination.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting, management, or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Business Combination will be determined by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our Business Combination would be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment,

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares as of March 21, 2023 by:

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

Name and address of beneficial owner(1)
PepperOne LLC (our Sponsor)	3,389,500	(2)(3)	61.9%
Ramzi Haidamus	—	(4)	—
Eran Pilovsky	—	(4)	—
Michelle Fang	—	(4)	—
Frank Ferrari	—	(4)	—
Britney Blair	—	(4)	—
Maurice Op de Beek	—	(4)	—
Ross Morgan	—	(4)	—
All officers and directors as a group (7) persons	3,389,500	(2)(4)	61.9%

Other 5% Shareholders
Ayrton Capital LLC	1,485,000	(5)	27.1%
RiverNorth Capital Management, LLC	1,485,000	(6)	27.1%
Polar Asset Management Partners Inc.	1,485,000	(7)	27.1%
Radcliffe Capital Management, L.P.	1,029,995	(8)	18.8%
Sandia Investment Management L.P.	952,921	(9)	17.4%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 548 Market Street, Suite 97425, San Francisco, California 94104.
(2)	Interests shown consist solely of Founder Shares, classified as Founder Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our Business Combination on a one- for-one basis, subject to adjustment.
(3)	Excludes 8,500,000 shares which may be purchased by exercising warrants that are not presently exercisable.
(4)	Excludes shares indirectly owned by this individual as a result of his or her membership interest in our Sponsor.
(5)	According to Schedule 13G filed with the SEC on October 25, 2021 by Ayrton Capital LLC, Alto Opportunity Master Fund SPC – Segregated Master Portfolio B and Waqas Khatri, who have shared voting and dispositive power over 1,485,000 shares reported. The address of the principal business office of Ayrton Capital, LLC is 55 Post Rd West, 2nd Floor, Westport, CT 06880. The address of the principal business office of Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B is Suite #7, Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, P.O. Box 10250, Cayman Islands. The address of the principal business office of Waqas Khatri is 55 Post Rd West, 2nd Floor, Westport, Connecticut 06880.
(6)	According to Schedule 13G filed with the SEC on February 15, 2022 by RiverNorth Capital Management, LLC, who has sole voting and dispositive power over 1,485,000 shares reported. The address of the principal business office of the reporting person is 325 N. LaSalle Street, Ste. 645, Chicago, Illinois 60654.
(7)	According to Schedule 13G filed with the SEC on February 10, 2022 by Polar Asset Management Partners Inc., who has sole voting and dispositive power over 1,485,000 shares reported. The address of the principal business office of the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, Canada M5J 0E6.
(8)	According to Schedule 13G/A filed with the SEC on February 14, 2023 by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC, who have shared voting and dispositive power over 1,029,995 shares reported. The address of the principal business office of each of the reporting persons is 50 Monument Road, Suite 300, Bala Cynwyd, Pennsylvania 19004.
(9)	According to Schedule 13G/A filed with the SEC on February 14, 2023 by Sandia Investment Management L.P. and Timothy J. Sichler who have shared voting and dispositive power over 952,921 shares reported. The address of the principal business office of each of the reporting persons is 201 Washington Street, Boston, Massachusetts 02108.

Immediately after the IPO, our initial shareholders beneficially owned, on an as-converted basis, 20% of the then issued and outstanding Class A ordinary shares and have the right to elect all of our directors prior to our Business Combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our Business Combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including our Business Combination.

Our initial shareholders have agreed (a) to vote any founder shares and public shares held by them in favor of any proposed Business Combination and (b) not to redeem any founder shares or public shares held by them in connection with a shareholder vote to approve a proposed Business Combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees. For the period from January 1, 2022 through December 31, 2022, fees for our independent registered public accounting firm were approximately $94,535, for the services Withum performed in connection the audit of our December 31, 2022 financial statements included in this Annual Report and review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods. For the period from June 29, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $101,970, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in the Annual Report on Form 10-K filed on March 17, 2022.

Audit-Related Fees For the period from June 29, 2021 (inception) through December 31, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from January 1, 2022 through December 31, 2022, fees for our independent registered public accounting firm were approximately $3,900, for the services Withum performed in connection with tax compliance, tax advice and tax planning. For the period from June 29, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from June 29, 2021 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

3.1**	Amendment to Amended and Restated Memorandum and Articles of Association of PepperLime Health Acquisition Corporation.
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed with the U.S. Securities and Exchange Commission on October 12, 2021).
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

4.6	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 13, 2022).
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

10.5

Indemnification Agreements, dated October 14, 2021 between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on October 20, 2021).

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

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 17, 2022).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 17, 2022).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEPPERLIME HEALTH ACQUISITION CORPORATION
By:	/s/ Ramzi Haidamus
Ramzi Haidamus
Chief Executive Officer

Date:	March 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramzi Haidamus	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2023
Ramzi Haidamus

/s/ Eran Pilovsky	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023
Eran Pilovsky

/s/ Frank Ferrari	Director	March 28, 2023
Frank Ferrari

/s/ Michelle Fang	Director	March 28, 2023
Michelle Fang

/s/ Britney Blair	Director	March 28, 2023
Britney Blair

/s/ Ross Morgan	Director	March 28, 2023
Ross Morgan

PEPPERLIME HEALTH ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

PepperLime Health Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PepperLime Health Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from June 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from June 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 19, 2023 (originally April 19, 2023; see Note 10) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 28, 2023

PCAOB ID number 100

PEPPERLIME HEALTH ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$891,154	$1,342,403
Restricted cash	25,000	10,000
Prepaid expenses	338,875	759,587
Due from related party	—	17,017
Total current assets	1,255,029	2,129,007

Investments held in Trust Account	174,143,025	171,701,906
Total assets	$175,398,054	$173,830,913

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$703,789	$224,400
Total current liabilities	703,789	224,400

Deferred underwriting fee payable	5,950,000	5,950,000
Total Liabilities	6,653,789	6,174,400

Commitments and Contingencies
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 17,000,000 shares subject to possible redemption at $10.24 and $10.10 per share redemption value as of December 31, 2022 and 2021, respectively	174,143,025	171,700,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding December 31, 2022 and 2021	425	425
Additional paid-in capital	—	—
Accumulated deficit	(5,399,185)	(4,043,912)
Total Shareholders’ Deficit	(5,398,760)	(4,043,487)
Total Liabilities and Shareholders’ Deficit	$175,398,054	$173,830,913

The accompanying notes are an integral part of the financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period
		from June 29,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
General and administrative expenses	$1,353,367	$464,987
Loss from operations	(1,353,367)	(464,987)

Other income:
Interest earned on investments held in Trust Account	2,441,119	1,906

Net income (loss)	$1,087,752	$(463,081)

Weighted average shares outstanding, Class A Ordinary Shares	17,000,000	6,655,914
Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.05	$(0.04)

Weighted average shares outstanding, Class B Ordinary Shares	4,250,000	3,922,043
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.05	$(0.04)

The accompanying notes are an integral part of the financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 29, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Sale of Private Placement Warrants	—	—	—	—	8,100,000	—	8,100,000

Proceeds allocated to Public Warrants, net of offering costs	—	—	—	—	7,116,052	—	7,116,052

Fair value of Founder Shares transferred to anchor investors	—	—	—	—	7,986,797	—	7,986,797

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(23,227,424)	(3,580,831)	(26,808,255)

Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—

Net loss	—	—	—	—	—	(463,081)	(463,081)

Balance – December 31, 2021	—	—	4,250,000	425	—	(4,043,912)	(4,043,487)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,443,025)	(2,443,025)

Net income	—	—	—	—	—	1,087,752	1,087,752

Balance – December 31, 2022	—	$—	4,250,000	$425	$—	$(5,399,185)	$(5,398,760)

The accompanying notes are an integral part of the financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period
		from June 29,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$1,087,752	$(463,081)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for the issuance of Class B Ordinary Shares	—	25,000
General and administrative expenses paid by related party under promissory note	—	1,803
Interest earned on investments held in Trust Account	(2,441,119)	(1,906)
Changes in operating assets and liabilities:
Prepaid expenses	420,712	(759,587)
Due from related party	17,017	(17,017)
Accounts payable and accrued expenses	479,389	224,400
Net cash used in operating activities	(436,249)	(990,388)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(171,700,000)
Net cash used in investing activities	—	(171,700,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	166,600,000
Proceeds from sale of Private Placements Warrants	—	8,100,000
Proceeds from promissory note	—	198,197
Repayment of promissory note	—	(200,000)
Payment of offering costs	—	(655,406)
Net cash provided by financing activities	—	174,042,791

Net Change in Cash	(436,249)	1,352,403
Cash and restricted cash - Beginning of year	1,352,403	—
Cash and restricted cash - End of year	$916,154	$1,352,403

Non-cash financing activities:
Deferred underwriting fee payable	$—	$5,950,000
Change in value of Class A ordinary shares subject to possible redemption	$2,443,025	$—

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from June 29, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the IPO), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

The Company’s sponsor is PepperOne LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated its IPO of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 (the “Class A Ordinary Shares”) included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million (as discussed in Note 3), and incurring offering costs of approximately $16.9 million, of which $5.3 million was for deferred underwriting commissions (as discussed in Note 6). There was $7.986 million of excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Shares at an exercise price of $11.50 per share, subject to adjustment.

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

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 7,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million (as discussed in Note 4). On October 29, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 600,000 Private Warrants at $1.00 per Private Placement Warrant (the “Additional Private Placement Warrants”), generating additional gross proceeds of $600,000.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A Ordinary Shares sold in the IPO, without the prior consent of the Company.

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

The Company will have until October 19, 2023 (originally April 19, 2023; see Note 10) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (as discussed in Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2022, the Company had $891,154 in cash and working capital of $551,240.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor issuance of Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $200,000 under the Note (as defined in Note 5). The Note balance was settled in connection with the sale of the additional Private Placement Warrants. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of December 31, 2022 and 2021.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 19, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor and approved by the Company’s stockholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 19, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 as of December 31, 2022 and 2021. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Restricted Cash

Restricted cash consists of cash pledged as collateral for the Company’s corporate credit card program.

Investments Held in Trust Account

As at December 31, 2022 and 2021, all of the assets held in the Trust Account were held in money market funds which are all invested in U.S. Treasury securities.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Offering Costs Associated with the IPO

The Company complies with the requirements of FASB ASC 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to the total proceeds received. Upon the completion of the IPO, costs associated with the Class A Ordinary Shares were charged against their carrying value, and offering costs associated with the warrants were charged to additional paid-in capital. The Company classifies deferred underwriting fee payable as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Redeemable Class A Ordinary Shares

All of the 17,000,000 Class A Ordinary Shares sold as part of the Units in the IPO contain a redemption feature. In accordance with FASB ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. The Company classified all of the Class A Ordinary Shares as redeemable shares. Under FASB ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2022 and 2021, the Class A Ordinary Shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Fair value of Public Warrants at issuance	(7,990,000)
Class A Ordinary Shares issuance costs	(17,118,255)
Plus:
Accretion of carrying value to redemption value	26,808,255
Class A Ordinary Shares subject to possible redemption at December 31, 2021	171,700,000
Plus:
Accretion of carrying value to redemption value	2,443,025
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$174,143,025

See Note 10 for the current amount held in the Trust Account and the ordinary shares currently subject to redemption following the Company’s January 11, 2023 extraordinary general meeting of shareholders to extend the Business Combination deadline date from April 19, 2023 to October 19, 2023.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement to purchase 16,600,000 ordinary shares in the aggregate since the exercise of the warrants is contingent on future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period from
	For the Year Ended		June 29, 2021 (Inception)
	December 31,		Through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$870,202	$217,550	$(291,382)	$(171,699)
Denominator:
Basic and diluted weighted average shares outstanding	17,000,000	4,250,000	6,655,914	3,922,043
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.04)	$(0.04)

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

NOTE 3. INITIAL PUBLIC OFFERING

On October 19, 2021, the Company consummated its IPO of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $16.9 million, of which $5.3 million was for deferred underwriting commissions, and $7.986 million was the excess of fair value over price paid for Founder Shares sold to the Anchor Investors. A substantial majority of the Units were purchased by the Anchor Investors. There can be no assurance as to the amount of such Units the Anchor Investors will retain, if any, prior to or upon the consummation of the initial Business Combination. In addition, none of the Anchor Investors has any obligation to vote any of their Public Shares in favor of the Company’s initial Business Combination.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 7,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million. On October 29, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 600,000 Private Warrants at $1.00 per Private Placement Warrant, generating additional gross proceeds of $600,000.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis, except as described in Note 7, so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 30, 2021, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B Ordinary Shares, par value $0.0001 (the “Founder Shares” or “Class B Ordinary Shares”). Prior to the closing of the IPO on September 28, 2021, the Sponsor returned to the Company at no cost an aggregate of 1,437,500 Class B Ordinary Shares, which were cancelled. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to an aggregate of 562,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the IPO. The underwriters partially exercised their over-allotment option on October 29, 2021 to purchase an additional 2,000,000 Units and terminated the remaining unexercised over-allotment option on 250,000 Units; thus, 62,500 Founder Shares were forfeited by the Sponsor, and 500,000 Founder Shares were no longer subject to forfeiture.

In connection with the Anchor Investors’ expression of interest to purchase certain units in the IPO as discussed in Note 3, the Anchor Investor purchased from the Sponsor an aggregate of 991,000 Founder Shares, at a nominal purchase price. The Company determined that the fair value of these Founder Shares was approximately $8.0 million (or $8.06 per share) using a Monte Carlo simulation. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (SAB) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital in accordance with the accounting of other offering costs.

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

Related Party Loans

On June 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the IPO. The outstanding amount of $200,000 was repaid on October 28, 2021. Borrowings under the Promissory Note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Due from Related Party

In November and December 2021, the Company paid a total of $17,017 to Maples and Calder (Hong Kong) LLP., on behalf of PepperOne LLC, the Sponsor. As of March 1, 2022, the Sponsor repaid the loan to the Company in full. In December 2022, the Company paid a total of $2,969 to Maples on behalf of the Sponsor and it was fully repaid and nothing is due to a related party as of December 31, 2022.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 17,000,000 Class A Ordinary Shares issued and outstanding, all of which are subject to possible redemption and are classified outside of permanent equity on the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 4,250,000 Class B Ordinary Shares issued and outstanding.

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

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B Ordinary Shares will convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of IPO plus all Class A Ordinary Shares and equity-linked securities (defined below) issued or deemed issued (after giving effect to any redemptions of Class A Ordinary Shares) in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of December 31, 2022 and 2021, in connection with the Company’s IPO and subsequent over-allotment the Company has 8,500,000 Public Warrants and 8,100,000 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed; provided that if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable and will be exercisable at the election of the holder on a “cashless basis”, so long as they are held by the initial purchasers or such purchasers’ permitted transferees.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments — Debt Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company presents its investment in money market funds on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2022 and 2021, investments held in the Trust Account were comprised of $174,143,025 and $171,701,906 in money market funds, which are invested in U.S. Treasury Securities. Through December 31, 2022, the Company did not withdraw any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,143,025

		December 31,
Description	Level	2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$171,701,906

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than disclosed below.

On January 11, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from April 19, 2023 to October 19, 2023 (the “Extension Amendment”).

In connection with the approval of the Extension Amendment at the Extraordinary General Meeting, holders of 15,753,079 of the Company’s ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $161.51 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $12.78 million.