Form 10-Q
period 2023-03-31
PepperLime Health Acquisition Corp
filed 2023-05-15
CIK 1873324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 1,221,409 Class A ordinary shares, $0.0001 par value and 4,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PEPPERLIME HEALTH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$622,535	$891,154
Restricted cash	25,000	25,000
Prepaid expenses	284,625	338,875
Total current assets	932,160	1,255,029

Investments held in Trust Account	13,088,784	174,143,025
Total assets	$14,020,944	$175,398,054

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$844,333	$703,789
Total current liabilities	844,333	703,789

Deferred underwriting fee payable	5,950,000	5,950,000
Total Liabilities	6,794,333	6,653,789

Commitments and Contingencies
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 1,246,921 and 17,000,000 shares subject to possible redemption at $10.50 and $10.24 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	13,088,784	174,143,025

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding March 31, 2023 and December 31, 2022	425	425
Additional paid-in capital	—	—
Accumulated deficit	(5,862,598)	(5,399,185)
Total Shareholders’ Deficit	(5,862,173)	(5,398,760)
Total Liabilities and Shareholders’ Deficit	$14,020,944	$175,398,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$463,413	$335,751
Loss from operations	(463,413)	(335,751)

Other income:
Interest earned on investments held in Trust Account	455,176	4,349

Net loss	$(8,237)	$(331,402)

Weighted average shares outstanding, Class A ordinary shares	4,222,503	17,000,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.02)

Weighted average shares outstanding, Class B ordinary shares	4,250,000	4,250,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	4,250,000	$425	$—	$(5,399,185)	$(5,398,760)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(455,176)	(455,176)

Net loss	—	—	—	—	—	(8,237)	(8,237)

Balance - March 31, 2023 (unaudited)	—	$—	4,250,000	$425	$—	$(5,862,598)	$(5,862,173)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	4,250,000	$425	$—	$(4,043,912)	$(4,043,487)

Net loss	—	—	—	—	—	(331,402)	(331,402)

Balance – March 31, 2022 (Unaudited)	—	$—	4,250,000	$425	$—	$(4,375,314)	$(4,374,889)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(8,237)	$(331,402)
Adjustments to reconcile loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(455,176)	(4,349)
Changes in operating assets and liabilities:
Prepaid expenses	54,250	67,589
Due from related party	—	17,017
Accounts payable and accrued expenses	140,544	145,959
Net cash used in operating activities	(268,619)	(105,186)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	161,509,417	—
Net cash provided by investing activities	161,509,417	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	(161,509,417)	—
Net cash used in financing activities	(161,509,417)	—

Net Change in Cash	(268,619)	(105,186)
Cash and restricted cash - Beginning of period	916,154	1,352,403
Cash and restricted cash - End of period	$647,535	$1,247,217

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from June 29, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

The Company’s sponsor is PepperOne LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated its IPO of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 (the “Class A Ordinary Shares ”) included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million (as discussed in Note 3), and incurring offering costs of approximately $16.9 million, of which $5.3 million was for deferred underwriting commissions (as discussed in Note 6). There was $7.986 million of excess of fair value over price paid for Founder Shares sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Shares at an exercise price of $11.50 per share, subject to adjustment.

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

MARCH 31, 2023

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

MARCH 31, 2023

(Unaudited)

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

The Company will have until October 19, 2023 (originally April 19, 2023) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $622,535 in cash and working capital of $87,827.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of March 31, 2023 and December 31, 2022.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Combination Period to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the Combination Period. If a Business Combination is not consummated by the Combination Period and an additional extension has not been proposed by the Company and approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an additional extension is not proposed by the Company and approved by the Company’s shareholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 19, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the Combination Period.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 28, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 as of March 31, 2023 and December 31, 2022. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Restricted Cash

Restricted cash consists of cash pledged as collateral for the Company’s corporate credit card program.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are all invested in U.S. Treasury securities.

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

MARCH 31, 2023

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

As of March 31, 2023 and December 31, 2022, the Class A Ordinary Shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Fair value of Public Warrants at issuance	(7,990,000)
Class A Ordinary Shares issuance costs	(17,118,255)
Plus:
Accretion of carrying value to redemption value	26,808,255
Class A Ordinary Shares subject to possible redemption at December 31, 2021	171,700,000
Plus:
Accretion of carrying value to redemption value	2,443,025
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$174,143,025
Less:
Redemption	(161,509,417)
Plus:
Accretion of carrying value to redemption value	455,176
Class A Ordinary Shares subject to possible redemption at March 31, 2023	$13,088,784

See Note 8 for the amount held in the Trust Account at March 31, 2023. See Note 1 for the ordinary shares currently subject to redemption following the approval of the Extension Proposal at the Company’s Extraordinary General Meeting held on January 11, 2023, which extended the Combination Period from April 19, 2023 to October 19, 2023.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) private placement to purchase 16,600,000 ordinary shares in the aggregate since the exercise of the warrants is contingent on future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(4,105)	$(4,132)	$(265,122)	$(66,280)
Denominator:
Basic and diluted weighted average shares outstanding	4,222,503	4,250,000	17,000,000	4,250,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 30, 2021, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B Ordinary Shares, par value $0.0001 (the “Founder Shares ” or “Class B Ordinary Shares ”). Prior to the closing of the IPO on September 28, 2021, the Sponsor returned to the Company at no cost an aggregate of 1,437,500 Class B Ordinary Shares, which were cancelled. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to an aggregate of 562,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the IPO. The underwriters partially exercised their over-allotment option on October 29, 2021 to purchase an additional 2,000,000 Units and terminated the remaining unexercised over-allotment option on 250,000 Units; thus, 62,500 Founder Shares were forfeited by the Sponsor, and 500,000 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

On June 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the IPO.The outstanding amount of $200,000 was repaid on October 28, 2021. Borrowings under the Promissory Note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Due from Related Party

In November and December 2021, the Company paid a total of $17,017 to Maples and Calder (Hong Kong) LLP., on behalf of PepperOne LLC, the Sponsor. As of March 1, 2022, the Sponsor repaid the loan to the Company in full. In December 2022, the Company paid a total of $2,969 to Maples on behalf of the Sponsor and it was fully repaid and nothing is due to a related party as of March 31, 2023.

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

MARCH 31, 2023

(Unaudited)

NOTE 7. REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,246,921 and 17,000,000 Class A Ordinary Shares issued and outstanding, respectively, all of which are subject to possible redemption and are classified outside of permanent equity on the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 4,250,000 Class B Ordinary Shares issued and outstanding.

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

Warrants — As of March 31, 2023 and December 31, 2022, in connection with the Company’s IPO and subsequent over-allotment the Company has 8,500,000 Public Warrants and 8,100,000 Private Placement Warrants outstanding.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

At March 31, 2023 and December 31, 2022, investments held in the Trust Account were comprised of $13,088,784 and $174,143,025 in money market funds, which are invested in U.S. Treasury Securities. Through March 31, 2023, the Company withdraw an amount of $161,509,417 from interest earned on the Trust Account in connection with the redemption.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$13,088,784

		December 31,
Description	Level	2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,143,025

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On January 11, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our Business Combination from April 19, 2023 to October 19, 2023 (the “Extension Amendment”).

In connection with the approval of the Extension Amendment at the Extraordinary General Meeting, holders of 15,753,079 of our ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $161.51 million.

We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

As of March 31, 2023, we had $622,535 in cash and working capital of $87,827.

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

For the three months ended March 31, 2023, cash used in operating activities was $268,619. Net loss of $8,237 was affected by interest earned on investments held in the Trust Account of $455,176. Changes in operating assets and liabilities provided $194,794 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $105,186. Net loss of $331,402 was affected by interest earned on investments held in the Trust Account of $4,349. Changes in operating assets and liabilities provided $230,565 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $13,088,784 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We withdrew $161,509,417 from the Trust Account in connection with redemption. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post

Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of March 31, 2023 and December 31, 2022.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or the Combination Period. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued expenses, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 29, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $8,237, which consists of interest income on investments held in the Trust Account of $455,176, offset by general and administrative expenses of $463,413.

For the three months ended March 31, 2022, we had a net loss of $331,402, which consists of general and administrative expenses of $335,751, offset by interest income on investments held in the Trust Account of $4,349.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 19, 2021, we consummated the IPO of 15,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150.0 million. Oppenheimer & Co. Inc acted as sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-259861). The Securities and Exchange Commission declared the registration statements effective on October 14, 2021.

Simultaneous with the consummation of the IPO, we consummated the sale of 7,500,000 private placement warrants, at a price of $1.00 per private placement warrant, in a private placement to our sponsor, generating gross proceeds of $7,500,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the IPO, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPPERLIME HEALTH ACQUISITION CORPORATION

Date: May 15, 2023	By:	/s/ Ramzi Haidamus
	Name:	Ramzi Haidamus
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Eran Pilovsky
	Name:	Eran Pilovsky
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)