Form 10-Q
period 2023-06-30
PepperLime Health Acquisition Corp
filed 2023-08-07
CIK 1873324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 1,246,921 Class A ordinary shares, $0.0001 par value and 4,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PEPPERLIME HEALTH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$491,395	$891,154
Restricted cash	25,000	25,000
Prepaid expenses	160,375	338,875
Total current assets	676,770	1,255,029

Investments held in Trust Account	13,239,847	174,143,025
Total assets	$13,916,617	$175,398,054

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$635,635	$703,789
Total current liabilities	635,635	703,789

Deferred underwriting fee payable	5,950,000	5,950,000
Total Liabilities	6,585,635	6,653,789

Commitments and Contingencies
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 1,246,921 and 17,000,000 shares subject to possible redemption at $10.62 and $10.24 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	13,239,847	174,143,025

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,250,000 shares issued and outstanding June 30, 2023 and December 31, 2022	425	425
Additional paid-in capital	—	—
Accumulated deficit	(5,909,290)	(5,399,185)
Total Shareholders’ Deficit	(5,908,865)	(5,398,760)
Total Liabilities and Shareholders’ Deficit	$13,916,617	$175,398,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$46,692	$278,817	$510,105	$614,568
Loss from operations	(46,692)	(278,817)	(510,105)	(614,568)

Other income:
Interest earned on investments held in Trust Account	151,063	231,895	606,239	236,244

Net income (loss)	$104,371	$(46,922)	$96,134	$(378,324)

Weighted average shares outstanding, Class A ordinary shares	1,246,921	17,000,000	2,726,492	17,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.02	$(0.00)	$0.01	$(0.02)

Weighted average shares outstanding, Class B ordinary shares	4,250,000	4,250,000	4,250,000	4,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	$(0.00)	$0.01	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	4,250,000	$425	$—	$(5,399,185)	$(5,398,760)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(455,176)	(455,176)

Net loss	—	—	—	—	—	(8,237)	(8,237)

Balance - March 31, 2023 (unaudited)	—	—	4,250,000	425	—	(5,862,598)	(5,862,173)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(151,063)	(151,063)

Net income	—	—	—	—	—	104,371	104,371

Balance – June 30, 2023 (unaudited)	—	$—	4,250,000	$425	$—	$(5,909,290)	$(5,908,865)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	4,250,000	$425	$—	$(4,043,912)	$(4,043,487)

Net loss	—	—	—	—	—	(331,402)	(331,402)

Balance – March 31, 2022 (unaudited)	—	$—	4,250,000	$425	$—	$(4,375,314)	$(4,374,889)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(238,150)	(238,150)

Net loss	—	—	—	—	—	(46,922)	(46,922)

Balance — June 30, 2022 (unaudited)	—	$—	4,250,000	$425	$—	$(4,660,386)	$(4,659,961)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$96,134	$(378,324)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(606,239)	(236,244)
Changes in operating assets and liabilities:
Prepaid expenses	178,500	190,878
Due from related party	—	17,017
Accounts payable and accrued expenses	(68,154)	197,250
Net cash used in operating activities	(399,759)	(209,423)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	161,509,417	—
Net cash provided by investing activities	161,509,417	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	(161,509,417)	—
Net cash used in financing activities	(161,509,417)	—

Net Change in Cash	(399,759)	(209,423)
Cash and restricted cash - Beginning of period	916,154	1,352,403
Cash and restricted cash - End of period	$516,395	$1,142,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from June 29, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

The Company’s sponsor is PepperOne LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated its IPO of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 (the “Class A Ordinary Shares”) included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million (as discussed in Note 3), and incurring offering costs of approximately $16.9 million, of which $5.3 million was for deferred underwriting commissions (as discussed in Note 6). There was $7.986 million of excess of fair value over price paid for Founder Shares (as defined in Note 5) sold to certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Shares at an exercise price of $11.50 per share, subject to adjustment.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $491,395 in cash and working capital of $41,135.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of June 30, 2023 and December 31, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Combination Period to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the Combination Period. If a Business Combination is not consummated by the Combination Period and an additional extension has not been proposed by the Company and approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an additional extension is not proposed by the Company and approved by the Company’s shareholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 19, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 28, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 as of June 30, 2023 and December 31, 2022. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Restricted Cash

Restricted cash consists of cash pledged as collateral for the Company’s corporate credit card program.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are all invested in U.S. Treasury securities.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Redeemable Class A Ordinary Shares

All of the 17,000,000 Class A Ordinary Shares sold as part of the Units in the IPO contained a redemption feature. In accordance with FASB ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. The Company classified all of the Class A Ordinary Shares as redeemable shares. Under FASB ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2023 and December 31, 2022, the Class A Ordinary Shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Fair value of Public Warrants at issuance	(7,990,000)
Class A Ordinary Shares issuance costs	(17,118,255)
Plus:
Accretion of carrying value to redemption value	26,808,255
Class A Ordinary Shares subject to possible redemption at December 31, 2021	171,700,000
Plus:
Accretion of carrying value to redemption value	2,443,025
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$174,143,025
Less:
Redemption	(161,509,417)
Plus:
Accretion of carrying value to redemption value	606,239
Class A Ordinary Shares subject to possible redemption at June 30, 2023	$13,239,847

See Note 8 for the amount held in the Trust Account at June 30, 2023. See Note 1 for the ordinary shares currently subject to redemption following the approval of the Extension Proposal at the Company’s Extraordinary General Meeting held on January 11, 2023, which extended the Combination Period from April 19, 2023 to October 19, 2023.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$23,676	$80,695	$(37,538)	$(9,384)	$37,570	$58,564	$(302,659)	$(75,665)
Denominator:
Basic and diluted weighted average shares outstanding	1,246,921	4,250,000	17,000,000	4,250,000	2,726,492	4,250,000	17,000,000	4,250,000
Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$(0.00)	$(0.00)	$0.01	$0.01	$(0.02)	$(0.02)

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

On October 19, 2021, the Company consummated its IPO of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $16.9 million, of which $5.3 million was for deferred underwriting commissions, and $7.986 million was the excess of fair value over price paid for Founder Shares (as defined in Note 5) sold to the Anchor Investors. A substantial majority of the Units were purchased by the Anchor Investors. There can be no assurance as to the amount of such Units the Anchor Investors will retain, if any, prior to or upon the consummation of the initial Business Combination. In addition, none of the Anchor Investors has any obligation to vote any of their Public Shares in favor of the Company’s initial Business Combination.

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

JUNE 30, 2023

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

In connection with the Anchor Investors’ expression of interest to purchase certain units in the IPO as discussed in Note 3, the Anchor Investor purchased from the Sponsor an aggregate of 991,000 Founder Shares, at a nominal purchase price. The Company determined that the fair value of these Founder Shares was approximately $8.0 million (or $8.06 per share) using a Monte Carlo simulation. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was recorded against additional paid-in capital in accordance with the accounting of other offering costs.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Due from Related Party

In November and December 2021, the Company paid a total of $17,017 to Maples and Calder (Hong Kong) LLP., on behalf of PepperOne LLC, the Sponsor. As of March 1, 2022, the Sponsor repaid the loan to the Company in full. In December 2022, the Company paid a total of $2,969 to Maples on behalf of the Sponsor and it was fully repaid and nothing is due to a related party as of June 30, 2023.

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

Conflict with Eastern Europe

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 7. REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,246,921 and 17,000,000 Class A Ordinary Shares issued and outstanding, respectively, all of which are subject to possible redemption and are classified outside of permanent equity on the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 4,250,000 Class B Ordinary Shares issued and outstanding.

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

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B Ordinary Shares will convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of IPO plus all Class A Ordinary Shares and equity-linked securities (defined below) issued or deemed issued (after giving effect to any redemptions of Class A Ordinary Shares) in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of June 30, 2023 and December 31, 2022, in connection with the Company’s IPO and subsequent over-allotment, the Company has 8,500,000 Public Warrants and 8,100,000 Private Placement Warrants outstanding.

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

JUNE 30, 2023

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The Company presents its investment in money market funds on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At June 30, 2023 and December 31, 2022, investments held in the Trust Account were comprised of $13,239,847 and $174,143,025 in money market funds, respectively, which are invested in U.S. Treasury Securities. Through June 30, 2023, the Company withdrew an amount of $161,509,417 from interest earned on the Trust Account in connection with the redemption.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$13,239,847

		December 31,
Description	Level	2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,143,025

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2023, we had $491,395 in cash and working capital of $41,135.

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

For the six months ended June 30, 2023, cash used in operating activities was $399,759. Net income of $96,134 was affected by interest earned on investments held in the Trust Account of $606,239. Changes in operating assets and liabilities provided $60,346 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $209,423. Net loss of $378,324 was affected by interest earned on investments held in the Trust Account of $236,244. Changes in operating assets and liabilities provided $405,145 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $13,239,847 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We withdrew $161,509,417 from the Trust Account in connection with redemption. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post

Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of June 30, 2023 and December 31, 2022.

In connection with our assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 19, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that day. If a Business Combination is not consummated by October 19,2023, and an additional extension has not been proposed by the Company and approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an additional extension is not proposed by the Company and approved by the Company’s shareholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 19, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 29, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $104,371, which consists of interest income on investments held in the Trust Account of $151,063 and general and administrative income of $46,692.

For the six months ended June 30, 2023, we had a net income of $96,134, which consists of interest income on investments held in the Trust Account of $606,239, offset by general and administrative expenses of $510,105.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPPERLIME HEALTH ACQUISITION CORPORATION

Date: August 7, 2023	By:	/s/ Ramzi Haidamus
	Name:	Ramzi Haidamus
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Eran Pilovsky
	Name:	Eran Pilovsky
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)