Form 10-Q
period 2023-09-30
PepperLime Health Acquisition Corp
filed 2023-11-13
CIK 1873324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 4,635,859 Class A ordinary shares, $0.0001 par value and 428,001 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PEPPERLIME HEALTH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$248,650	$891,154
Restricted cash	25,000	25,000
Prepaid expenses	36,125	338,875
Total current assets	309,775	1,255,029

Investments held in Trust Account	8,759,013	174,143,025
Total assets	$9,068,788	$175,398,054

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$624,774	$703,789
Total current liabilities	624,774	703,789

Deferred underwriting fee payable	5,950,000	5,950,000
Total Liabilities	6,574,774	6,653,789

Commitments and Contingencies
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 813,860 and 17,000,000 shares subject to possible redemption at $10.76 and $10.24 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	8,759,013	174,143,025

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,821,999 and zero shares issued and outstanding (excluding 813,860 and 17,000,000) as of September 30, 2023 and December 31, 2022, respectively	382	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 428,001 and 4,250,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022 , respectively	43	425
Additional paid-in capital	—	—
Accumulated deficit	(6,265,424)	(5,399,185)
Total Shareholders’ Deficit	(6,264,999)	(5,398,760)
Total Liabilities and Shareholders’ Deficit	$9,068,788	$175,398,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$356,134	$216,965	$866,239	$831,533
Loss from operations	(356,134)	(216,965)	(866,239)	(831,533)

Other income:
Interest earned on investments held in Trust Account	148,305	755,321	754,544	991,565

Net (loss) income	$(207,829)	$538,356	$(111,695)	$160,032

Weighted average shares outstanding, Class A ordinary shares	2,422,650	17,000,000	2,626,312	17,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.04)	$0.03	$(0.02)	$0.01

Weighted average shares outstanding, Class B ordinary shares	2,864,352	4,250,000	3,788,117	4,250,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.04)	$0.03	$(0.02)	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	4,250,000	$425	$—	$(5,399,185)	$(5,398,760)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(455,176)	(455,176)

Net loss	—	—	—	—	—	(8,237)	(8,237)

Balance - March 31, 2023 (unaudited)	—	—	4,250,000	425	—	(5,862,598)	(5,862,173)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(151,063)	(151,063)

Net income	—	—	—	—	—	104,371	104,371

Balance – June 30, 2023 (unaudited)	—	—	4,250,000	425	—	(5,909,290)	(5,908,865)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(148,305)	(148,305)

Conversion of Class B ordinary shares to Class A ordinary shares	3,821,999	382	(3,821,999)	(382)	—	—	—

Net loss	—	—	—	—	—	(207,829)	(207,829)

Balance – September 30, 2023 (unaudited)	3,821,999	$382	428,001	$43	$—	$(6,265,424)	$(6,264,999)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	4,250,000	$425	$—	$(4,043,912)	$(4,043,487)

Net loss	—	—	—	—	—	(331,402)	(331,402)

Balance – March 31, 2022 (unaudited)	—	—	4,250,000	425	—	(4,375,314)	(4,374,889)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(238,150)	(238,150)

Net loss	—	—	—	—	—	(46,922)	(46,922)

Balance - June 30, 2022 (unaudited)	—	—	4,250,000	425	—	(4,660,386)	(4,659,961)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(755,321)	(755,321)

Net income	—	—	—	—	—	538,356	538,356

Balance — September 30, 2022 (unaudited)	—	$—	4,250,000	$425	$—	$(4,877,351)	$(4,876,926)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(111,695)	$160,032
Adjustments to reconcile(net loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(754,544)	(991,565)
Changes in operating assets and liabilities:
Prepaid expenses	302,750	312,006
Due from related party	—	17,017
Accounts payable and accrued expenses	(79,015)	232,184
Net cash used in operating activities	(642,504)	(270,326)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	166,138,556	—
Net cash provided by investing activities	166,138,556	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(166,138,556)	—
Net cash used in financing activities	(166,138,556)	—

Net Change in Cash	(642,504)	(270,326)
Cash and restricted cash - Beginning of period	916,154	1,352,403
Cash and restricted cash - End of period	$273,650	$1,082,077

Reconciliation of cash and restricted cash from the condensed balance sheets to amount presented in the condensed statements of cash flows:
Cash	248,650	1,057,077
Restricted cash	25,000	25,000
Total cash and restricted cash	$273,650	1,082,077

The accompanying notes are an integral part of these unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from June 29, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2023

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

On January 11, 2023, the Company held an extraordinary general meeting of shareholders (the “January Extraordinary General Meeting”) at which the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from April 19, 2023 to October 19, 2023.

In connection with the approval of the January Extraordinary General Meeting, holders of 15,753,079 of the Company’s ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $161.51 million.

On August 22, 2023, the Company held an extraordinary general meeting (the “August Extraordinary General Meeting”) at which the Company’s shareholders approved (i) to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its Business Combination from October 19, 2023 to April 19, 2024 (the “August Extension Amendment”), and (ii) to give the right to the holders of the Company’s Class B ordinary shares to convert to Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination.

In connection with the August Extraordinary General Meeting, holders of 433,061 Class A Shares were tendered for redemption. As a result, approximately $4.6 million (approximately $10.69 per share) was withdrawn from the Company’s trust account to pay holders of such redeemed shares.

On August 24, 2023, the Company issued an aggregate of 3,258,999 shares of its Class A ordinary shares to the Sponsor who is also a holder of the Company’s Class B ordinary shares, upon the conversion of an equal number of Class B Shares. On September 27, 2023, the Company issued an additional 563,000 Class A Shares to certain other holders of the Company’s Class B Shares, upon conversion of an equal number of Class B Shares (collectively, the “Conversion”). All 3,821,999 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. Following the Conversion, there were 4,635,859 Class A Shares and 428,001 Class B Shares issued and outstanding.

In October 2023, the Company issued to the Sponsor an unsecured promissory note in the aggregate principal amount up to $300,000 to fund for extension related payments and other ongoing expenses which extend the life of the SPAC until April 19, 2024.

The Company will have until April 19, 2024 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $248,650 in cash and working capital deficit of $314,999.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of September 30, 2023 and December 31, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Combination Period to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the Combination Period. If a Business Combination is not consummated by the Combination Period and the Company does not opt for an additional extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 19, 2024. The Company intends to continue to search for and seek to complete a Business Combination before the Combination Period.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 28, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

SEPTEMBER 30, 2023

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 as of September 30, 2023 and December 31, 2022. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Restricted Cash

Restricted cash consists of cash pledged as collateral for the Company’s corporate credit card program.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are all invested in U.S. Treasury securities.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

As of September 30, 2023 and December 31, 2022, the Class A Ordinary Shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$170,000,000
Less:
Fair value of Public Warrants at issuance	(7,990,000)
Class A Ordinary Shares issuance costs	(17,118,255)
Plus:
Accretion of carrying value to redemption value	26,808,255
Class A Ordinary Shares subject to possible redemption at December 31, 2021	171,700,000
Plus:
Accretion of carrying value to redemption value	2,443,025
Class A Ordinary Shares subject to possible redemption at December 31, 2022	174,143,025
Less:
Redemption	(166,138,556)
Plus:
Accretion of carrying value to redemption value	754,544
Class A Ordinary Shares subject to possible redemption at September 30, 2023	$8,759,013

See Note 8 for the amount held in the Trust Account at September 30, 2023. See Note 1 for the ordinary shares currently subject to redemption following the approval of the Extension Proposal at the Company’s Extraordinary General Meeting held on January 11, 2023, which extended the Combination Period from April 19, 2023 to October 19, 2023, and further extended to April 19, 2024.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) private placement to purchase 16,600,000 ordinary shares in the aggregate since the exercise of the warrants is contingent on future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(95,233)	$(112,596)	$430,685	$107,671	$(45,732)	$(65,963)	$128,026	$32,006
Denominator:
Basic and diluted weighted average shares outstanding	2,422,650	2,864,352	17,000,000	4,250,000	2,626,312	3,788,117	17,000,000	4,250,000
Basic and diluted net (loss) income per ordinary share	$(0.04)	$(0.04)	$0.03	$0.03	$(0.02)	$(0.02)	$0.01	$0.01

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”).

The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that its Warrants, issued pursuant to the public warrant agreement (as may be amended and restated, the “Public Warrant Agreement”) and private warrant agreement (as may be amended and restated, the “Private Warrant Agreement,” and together with the Public Warrant Agreement, the “Warrant Agreements”), qualify for equity accounting treatment.

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

SEPTEMBER 30, 2023

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Due from Related Party

In November and December 2021, the Company paid a total of $17,017 to Maples and Calder (Hong Kong) LLP., on behalf of PepperOne LLC, the Sponsor. As of March 1, 2022, the Sponsor repaid the loan to the Company in full. In December 2022, the Company paid a total of $2,969 to Maples on behalf of the Sponsor and it was fully repaid and nothing is due to a related party as of September 30, 2023 and December 31, 2022.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Israel-Hamas war

We also are monitoring the developments of the Israel-Hamas war. As of the date of this report, there is no material impact to the Company’s financial condition and results of operations. However, the full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and its impact on regional and global economic conditions. There remains a risk that the conflict could expand into a wider regional war, which could have an adverse impact on the worldwide economy, financial markets and thus on our business. One of our executive officers currently resides in Israel. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our management team and business.

NOTE 7. REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 4,635,859 and 17,000,000 Class A Ordinary Shares issued and outstanding, including 813,860 and 17,000,000 of which are subject to possible redemption and are classified outside of permanent equity on the condensed balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 428,001 and 4,635,859 Class B Ordinary Shares issued and outstanding, respectively.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Warrants — As of September 30, 2023 and December 31, 2022, in connection with the Company’s IPO and subsequent over-allotment, the Company has 8,500,000 Public Warrants and 8,100,000 Private Placement Warrants outstanding.

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

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

At September 30, 2023 and December 31, 2022, investments held in the Trust Account were comprised of $8,759,013 and $174,143,025 in money market funds, respectively, which are invested in U.S. Treasury Securities. Through September 30, 2023, the Company withdrew an amount of $166,138,556 from interest earned on the Trust Account in connection with the redemption.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$8,759,013

		December 31,
Description	Level	2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,143,025

PEPPERLIME HEALTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 18, 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 (the “Note”) to the Sponsor. Pursuant to the Note, the Sponsor agreed to loan to the Company an aggregate amount up to $300,000 payable promptly after the date on which the Company consummates a business combination.  In the event that the Company does not consummate a business combination, the Note will be terminated. Such Note is convertible into the Company’s ordinary shares prior to or concurrently with the closing of a business combination, at the price of $10.00 per share at the option of the Sponsor. The Note does not bear interest.   The Company intends to use such funds to make extension payments and for working capital purposes.

On October 18, 2023, the Board of Directors of the Company approved a monthly payment of $25,000 for the Company’s Chief Financial Officer, with the first payment taking place on October 19, 2023. The payment was approved for the shorter of six months or until the Company’s dissolution.

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

On January 11, 2023, we held an extraordinary general meeting of shareholders (the “January Extraordinary General Meeting”) at which our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our Business Combination from April 19, 2023 to October 19, 2023.

In connection with the January Extraordinary General Meeting, holders of 15,753,079 of our ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $161.51 million.

On August 22, 2023, we held an extraordinary general meeting (the “August Extraordinary General Meeting”) at which shareholders approved  (i) to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its Business Combination from October 19, 2023 to April 19, 2024 (the “August Extension Amendment”), and (ii) to give the right to the holders of the Company’s Class B ordinary shares to convert to Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination.

In connection with the August Extraordinary General Meeting, 433,061 Class A Shares were tendered for redemption. As a result, approximately $4.6 million (approximately $10.69 per share) was withdrawn from our trust account to pay holders of such redeemed shares.

On August 24, 2023, we issued an aggregate of 3,258,999 shares of its Class A ordinary shares to the Sponsor who is also a holder of our Class B ordinary shares, upon the conversion of an equal number of Class B Shares. On September 27, 2023, the Company issued an additional 563,000 Class A Shares to certain other holders of the Company’s Class B Shares, upon conversion of an equal number of Class B Shares (collectively, the “Conversion”). All 3,821,999 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there were 4,635,859 Class A Shares and 428,001 Class B Shares issued and outstanding.

We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

As of September 30, 2023, we had $248,650 in cash and working capital deficit of $314,999.

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

For the nine months ended September 30, 2023, cash used in operating activities was $642,504. Net loss of $111,695 was affected by interest earned on investments held in the Trust Account of $754,544. Changes in operating assets and liabilities provided $223,735 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $270,326. Net income of $160,032 was affected by interest earned on investments held in the Trust Account of $991,565. Changes in operating assets and liabilities provided $561,207 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $8,759,013 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We withdrew $166,138,556 from the Trust Account in connection with redemption. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding balances on the Working Capital Loans as of September 30, 2023 and December 31, 2022.

In October 2023, the Company issued an unsecured promissory note in the aggregate principal amount up to $300,000 to fund for extension related payments and other ongoing expenses which extend the life of the SPAC until April 19, 2024.

In connection with our assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 19, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that day. If a Business Combination is not consummated by April 19, 2024, and the Company does not opt for an additional extension , there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 19, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 29, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $207,829, which consists of general and administrative income of $356,134, offset by interest income on investments held in the Trust Account of $148,305.

For the three months ended September 30, 2022, we had a net income of $538,356, which consists of interest income on investments held in the Trust Account of $755,321, offset by general and administrative expenses of $216,965.

For the nine months ended September 30, 2023, we had a net loss of $111,695, which consists of general and administrative income of $866,239, offset by interest income on investments held in the Trust Account of $754,544.

For the nine months ended September 30, 2022, we had a net income of $160,032, which consists of interest income on investments held in the Trust Account of $991,565, offset by general and administrative expenses of $831,533.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

On August 24, 2023, we issued an aggregate of 3,258,999 shares of its Class A ordinary shares to the Sponsor who is also a holder of our Class B ordinary shares, upon the conversion of an equal number of Class B Shares. On September 27, 2023, the Company issued an additional 563,000 Class A Shares to certain other holders of the Company’s Class B Shares, upon conversion of an equal number of Class B Shares (collectively, the “Conversion”). All 3,821,999 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there were 4,635,859 Class A Shares and 428,001 Class B Shares issued and outstanding.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 (a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPPERLIME HEALTH ACQUISITION CORPORATION

Date: November 13, 2023	By:	/s/ Ramzi Haidamus
	Name:	Ramzi Haidamus
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Eran Pilovsky
	Name:	Eran Pilovsky
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)